Form 10-K
period 2004-03-31
NISSAN AUTO RECEIVABLES 2003-B OWNER TRUST
filed 2004-06-28
CIK 1240030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE NOT REQUIRED)

For the fiscal year ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                     to

Commission file number 333-87970-03

Nissan Auto Receivables Corporation II
on behalf of Nissan Auto Receivables 2003-B Owner Trust

(Exact name of registrant as specified in its charter)

DELAWARE	45-6127521

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

990 West 190th Street, Torrance, California 90502

(Address of principal executive offices)

(310) 719-8583

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.) None

PART I

Item 1.	BUSINESS.

     This Annual Report on Form 10-K is being filed by Nissan Auto Receivables Corporation II (“NARC II”), on behalf of the Nissan Auto Receivables 2003-B Owner Trust (the “Trust”), a Delaware statutory trust formed pursuant to a trust agreement, dated as of October 4, 2002, between NARC II, as Seller (the “Seller”), and Wilmington Trust Company, as owner trustee (the “Owner Trustee”). Reference is further made to the Indenture, dated as of June 17, 2003, among the Trust, as issuer, and Wells Fargo Bank Minnesota, National Association, as indenture trustee (the “Indenture Trustee,” together with the Owner Trustee, the “Trustees”), providing for the issuance by the Trust of notes entitled “Nissan Auto Receivables 2003-B Owner Trust 1.16875% Asset Backed Notes, Class A-1” (the “Class A-1 Notes”), “Nissan Auto Receivables 2003-B Owner Trust 1.20000% Asset Backed Notes, Class A-2” (the “Class A-2 Notes”), “Nissan Auto Receivables 2003-B Owner Trust 1.51000% Asset Backed Notes, Class A-3” (the “Class A-3 Notes”) and “Nissan Auto Receivables 2003-B Owner Trust 2.05000% Asset Backed Notes, Class A-4” (the “Class A-4 Notes”, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the “Notes”), registered under the Securities Act of 1933. Certain information that may otherwise have been required to be included herein pursuant to Form 10-K has been omitted herefrom, or in certain cases certain information has been included herein in lieu of such otherwise required information, in accordance with the letter, dated June 28, 1996 (the “No-Action Letter”), of the staff of the Office of Chief Counsel of the Division of Corporation Finance of the Securities and Exchange Commission issued with respect to series of pass-through securities issued by trusts formed by the Seller or an affiliate thereof, as originator, including the Notes.

Item 2.	PROPERTIES.

     The following table sets forth the aggregate information of the Trust for the period from June 17, 2003 through March 31, 2004 (Dollars in thousands). The aggregate information has been reported on an accrual basis. Therefore, cash activity for the month of March 2004, which was subsequently settled on April 15, 2004, is included.

Distributions Allocable to Principal	$366,877
Distributions Allocable to Income	$13,227
Amounts Received from the Yield Supplement Account Distributed as Income	$61
Servicing Fees Paid to Servicer (NMAC)	$9,415
Class A-1 Notes Percentage of Servicing Fees	15.10%
Class A-2 Notes Percentage of Servicing Fees	19.65%
Class A-3 Notes Percentage of Servicing Fees	39.83%
Class A-4 Notes Percentage of Servicing Fees	19.42%
Certificates Percentage of Servicing Fees	6.00%
Additional Servicing Compensation Paid to Servicer (NMAC)	$0.00
Gross Losses	$(8,933)

Principal Recoveries of Defaulted Receivables	$3,477
Average Rate and Percentages for the period from June 17, 2003 through March 31, 2004:
Average Net Loss Ratio (including repossessions)	0.60%

	Number of Delinquent	Dollar Amount of
	Accounts	Delinquent Accounts
31-60 Days Delinquent	4,458	$79,832
61-90 Days Delinquent	908	$16,149
91 Days or More Delinquent	224	$3,698

Item 3.	LEGAL PROCEEDINGS.

Nothing to report.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Nothing to report.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)	There is no established public trading market for the common equity of the Trust.

(b)	On March 31, 2004, there was one holder of record of the common equity issued by the Trust.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	List of documents filed as part of the Annual Report:

The exhibits listed on the accompanying Exhibit Index on page 7 are filed as part of this report.

(b)	Reports on Form 8-K:

The Trust filed certain transaction documents in connection with the close of the transaction to issue the Notes on June 17, 2003 and July 1, 2003 in Current Reports on Form 8-K. In addition, the Trust filed Current Reports on Form 8-K regarding monthly distributions of principal and interest to noteholders on July 24, 2003 for the month ended June 30, 2003, on August 22, 2003 for month ended July 31, 2003, on September 19, 2003 for month ended August 31, 2003, on October 28, 2003 for month ended September 30, 2003, on November 26, 2003 for month ended October 31, 2003, on December 19, 2003 for month ended November 30, 2003, on January 27, 2004 for month ended December 31, 2003, on February 27, 2004 for month ended January 31, 2004, on March 26, 2004 for month ended February 29, 2004, and on April 22, 2004 for month ended March 31, 2004, and included in each such Form 8-K report, as exhibit thereto, was the monthly servicing report for each respective month end as provided by the Servicer to the Trustees.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: June 28, 2004

NISSAN AUTO RECEIVABLES 2003-B OWNER TRUST

By:	NISSAN AUTO RECEIVABLES CORPORATION II

	By:	/s/ Joji Tagawa

Joji Tagawa Treasurer

CERTIFICATION PURSUANT TO SECTION 302(A)
OF THE SARBANES-OXLEY ACT OF 2002

     I, Joji Tagawa, certify that:

     (1)       I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Nissan Auto Receivables 2003-B Owner Trust;

     (2)       Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     (3)       Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar agreement, for inclusion in these reports, is included in these reports;

     (4)       Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, or similar agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

     (5)       The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar agreement that is included in these reports.

June 28, 2004

By:	/s/ Joji Tagawa

Joji Tagawa
Treasurer
Nissan Auto Receivables Corporation II

EXHIBIT INDEX

		Sequentially Numbered
Exhibit No.	Description	Page
99.1	Report of Independent Accountants and Management’s Assertion on Compliance with Nissan Motor Acceptance’s Established Minimum Servicing Standards for Automobile Loans	8

99.2	Officer’s Certificate of the Servicer Regarding Compliance, dated as of March 31, 2004	12